Form 10-K
period 2005-12-31
GreenPoint MTA Trust, Mortgage Pass-Through Certificates, Series 2005-AR1
filed 2006-03-24
CIK 1325802

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-106323-28


        GreenPoint MTA Trust
        Mortgage Pass-Through Certificates
        Series 2005-AR1

     (Exact name of registrant as specified in its charter)


  New York                                          54-2173140
  (State or other jurisdiction of                   54-2173141
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.



                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.



                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 32.


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.




                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Report of Independent Registered Public Accounting Firm concerning servicing activities.


      a) EMC Mortgage Corp, as Servicer <F1>
      b) EverHome Mortgage Company, as Servicer <F1>


     (99.2) Management's Assertion as to Compliance with Minimum Servicing
            Standards.


      a) EMC Mortgage Corp, as Servicer <F1>
      b) EverHome Mortgage Company, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) EMC Mortgage Corp, as Servicer <F1>
      b) EverHome Mortgage Company, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    GreenPoint MTA Trust
    Mortgage Pass-Through Certificates
    Series 2005-AR1
    (Registrant)


  Signed: Wells Fargo Bank, N.A. as Master Servicer

  By:     Dawn Hammond, Vice President

  By: /s/ Dawn Hammond, Vice President

  Dated: March 23, 2006




  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Dawn Hammond, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GreenPoint MTA Trust Mortgage Pass-Through Certificates, Series 2005-AR1 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: EverHome Mortgage Company as Servicer.

     Date: March 23, 2006

     /s/ Dawn Hammond
     Signature

     Vice President
     Title




  EX-99.1 (a)
(logo) Deloitte.
Deloitte & Touche LLP
JPMorgan Chase Tower
2200 Ross Avenue, Suite 1600
Dallas, TX 75201-6778
USA

Tel: +1 214 840 7000
www.deloitte.com


Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholder of EMC Mortgage Corporation:

We have examined management's assertion that EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.) has complied as of and for the period from December 1, 2004 through November 30, 2005, with its established minimum servicing standards described in the accompanying Management's Assertion dated February 17, 2006. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants as adopted by the Public Company Accounting Oversight Board and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the period from December 1, 2004 through November 30, 2005, is fairly stated, in all material respects based on the criteria set forth in Appendix A.

/s/ Deloitte & Touche LLP

February 17, 2006



Member of
Deloitte Touche Tohmatsu


(PAGE)


MANAGEMENT'S ASSERTION

As of and for the year ended November 30, 2005, EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.), has complied, in all material respects, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix A (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of December 1, 2004 and for the fiscal year ending November 30, 2005, the Company had in effect a fidelity bond in the amount of $210,000,000 and an errors and omissions policy in the amount of $20,000,000.

/s/ Ralene Ruyle
Ralene Ruyle, President

/s/ F.Norton Wells
F. Norton Wells, Executive Vice President

/s/ Sue Stepanek
Sue Stepanek, Executive Vice President



Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 Mailing Address: P.O. Box 141358 Irving, Texas 75014-1358


(logo) MBA
Member
Mortgage Bankers
Association of America


(PAGE)


APPENDIX A

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;

   * be prepared within forty-five (45) calendar days after the cutoff date;

   * be reviewed and approved by someone other than the person who prepared the reconciliation; and

   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.



-2-

(PAGE)

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





-3-





  EX-99.1 (b)
(logo) Deloitte

Deloitte & Touche LLP
Certified Public Accountants
Suite 2801
One Independent Drive
Jacksonville, FL 32202-5034
USA

Tel: +1 904 665 1400
Fax: +1 904 665 1600
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of
EverHome Mortgage Company and Subsidiaries:

We have examined management's assertion included in the accompanying Management's Assertion Regarding Compliance With Minimum Servicing Standards that EverHome Mortgage Company and Subsidiaries (the "Company") has complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that EverHome Mortgage Company and Subsidiaries complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.

This report is intended solely for the information and use of the Company, the master servicers to which the Company reports servicing information and their independent auditors, and investors in loans serviced by the Company and their independent auditors for their evaluation of the Company's compliance with applicable servicing agreements, and is not intended to be and should not be used by anyone other than these specified parties.


/s/ Deloitte & Touche LLP


February 24, 2006



Member of
Deloitte Touche Tohmatsu





  EX-99.2 (a)
(logo) EMC
Mortgage Corporation


February 17, 2006


MANAGEMENT'S ASSERTION

As of and for the year ended November 30, 2005, EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.), has complied, in all material respects, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix A (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of December 1, 2004 and for the fiscal year ending November 30, 2005, the Company had in effect a fidelity bond in the amount of $210,000,000 and an errors and omissions policy in the amount of $20,000,000.

/s/ Ralene Ruyle
Ralene Ruyle, President

/s/ F.Norton Wells
F. Norton Wells, Executive Vice President

/s/ Sue Stepanek
Sue Stepanek, Executive Vice President


Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 Mailing Address: P.O. Box 141358 Irving, Texas 75014-1358

(logo) MBA
Member
Mortgage Bankers
Association of America


(PAGE)


APPENDIX A

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

   * be mathematically accurate;

   * be prepared within forty-five (45) calendar days after the cutoff date;

   * be reviewed and approved by someone other than the person who prepared the reconciliation; and

   * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.



-2-

(PAGE)

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





-3-





  EX-99.2 (b)
(logo) EverHome
MORTGAGE COMPANY



Management's Assertion Regarding Compliance With Minimum Servicing Standards

As of and for the year ended December 31, 2005, EverHome Mortgage Company and Subsidiaries (the "Company") has complied, in all material respects, with the Company's established minimum servicing standards for single family residential mortgages as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $20 million and errors and omissions policy in the amount of $20 million.


/s/ Gary A. Meeks
Gary A.Meeks
Chairman and Chief Executive Officer

2/24/06
Date

/s/ Michael C. Koster
Michael C. Koster
President and Chief Operation Officer

2/24/06
Date

/s/ W. Blake Wilson
W. Blake Wilson
Executive Vice President and Chief Financial Officer

2/24/06
Date



8100 Nations Way * Jacksonville, FL 32256


(PAGE)


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICA'S UNIFORM SINGLE ATTESTATION PROGRAM FOR
MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

* Be mathematically accurate

* Be prepared within forty-five (45) calendar days after the cutoff date

* Be reviewed and approved by someone other than the person who prepared the reconciliation

* Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

-2-

(PAGE)


3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.

IV. INVESTOR ACCOUNTING AND REPORTING

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary
   (e.g., illness or unemployment).

VII. INSURANCE POLICIES

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


-3-





  EX-99.3 (a)
(logo)
Proven Performance
EMC
Mortgage Corporation

Officer's Certificate


Green Point MTA Trust 2005-AR1, 2005-AR2, 2005-AR3, 2005-AR4


I, Sue Stepanek, Executive Vice President of EMC Mortgage Corporation, do hereby certify to the designated Master Servicer that in respect to the period ending November 30, 2005, a review of the activities of EMC Mortgage Corporation ("EMC") during the preceding fiscal year or portion thereof and its performance under the above referenced Pooling and Servicing Agreement has been made under my supervision. To the best of my knowledge, based on such review, EMC has performed and fulfilled its duties, responsibilities and obligations under this Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof. Nothing has come to the attention of such Servicing Officer to lead such Servicing Officer to believe that EMC has failed to perform any of its duties, responsibilities or obligations under its Servicing Agreement in all material respects throughout such year, or, if there has been a material default in the performance or fulfillment or any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer and the nature and status thereof.



/s/ Sue Stepanek
Sue Stepanek, Executive Vice President


2-24-2006
Date

Two MacArthur Ridge 909 Hidden Ridge Drive, Suite 200 Irving, Texas 75038 Mailing Address: P.O. Box 141358, Irving, Texas 75014-1358

(logo)
MBA
Member
Mortgage Bankers
Association of America





  EX-99.3 (b)
(logo)EverHome
MORTGAGE COMPANY



Officer's Certification of Servicing
2005

The undersigned officer certifies to the best of his/her knowledge the following for the 2005 fiscal year:


(a) I have reviewed the activities and performance of EverHome Mortgage Company during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Polling and Servicing Agreement and/or Seller/Servicer Guide. To the best of this Officers' knowledge, we have fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year;

(b) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

(c) All Custodial Accounts have been reconciled and are properly funded.



/s/ Pam E. Rothenberg
Pam E. Rothenberg
Sr. Vice President
February 21, 2006




EverHome Mortgage Company, 8100 Nations Way, Jacksonville, FL 32256





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            5,160,475.48         57,286,969.69                 0.00             168,959,030.32
   A-2                           14,959,550.83        166,947,435.89                 0.00             492,385,564.10
   A-3                            7,598,683.47         83,473,844.55                 0.00             246,193,155.45
   A-4                            3,128,547.45         34,189,721.18                 0.00             100,837,278.83
   B-1A                             123,216.94              2,667.93                 0.00               3,748,332.06
   B-1B                             123,216.94              2,667.93                 0.00               3,748,332.06
   B-2                              158,438.42              3,201.39                 0.00               4,497,798.61
   B-3                              158,438.42              3,201.39                 0.00               4,497,798.61
   B-4                              501,715.79             10,137.60                 0.00              14,242,862.40
   B-5                              422,478.98              8,536.56                 0.00              11,993,463.45
   B-6                              290,436.48              5,868.49                 0.00               8,245,000.49
   M-1                              648,222.06             17,073.82                 0.00              23,987,926.18
   M-2                              574,240.38             14,939.32                 0.00              20,989,060.68
   M-3                              370,980.76              9,604.16                 0.00              13,493,395.84
   M-4                              340,225.63              8,536.56                 0.00              11,993,463.45
   M-5                              299,115.75              7,469.67                 0.00              10,494,530.34
   M-6                              282,341.03              6,936.22                 0.00               9,745,063.78
   M-7A                              15,920.62                355.63                 0.00                 499,644.37
   M-7B                             246,833.39              5,513.71                 0.00               7,746,486.31
   M-X                              832,836.73                  0.00                 0.00             149,923,158.64
   R                                      0.00                100.00                 0.00                       0.00
   X-1                           12,038,974.32                  0.00                 0.00           1,008,375,028.70